Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1996-11-13
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to ________________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                             1996                 1995
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      141,759       $        1,499
              Oil and gas sales receivable                                                    818,034              643,962
              Other                                                                                                  6,938
                                                                                       --------------       --------------
                   Total Current Assets                                                       966,731              645,461
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             464,927              497,965
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,511,033           13,645,649
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,222,119)          (8,538,463)
                                                                                       --------------       --------------
                                                                                            4,288,914            5,107,186
                                                                                       --------------       --------------
                                                                                       $    5,720,572       $    6,250,612
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      248,626       $      331,892
                                                                                       --------------       --------------

         Deferred Revenues                                                                    559,644              603,979

         Partners' Capital                                                                  4,912,302            5,314,741
                                                                                       --------------       --------------
                                                                                       $    5,720,572       $    6,250,612
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996            1995              1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       678,266   $       492,379  $     2,009,949   $     1,709,386
   Interest income                                      1,263                66            2,836               461
   Other                                                9,330             7,353           32,467            29,951
                                              ---------------   ---------------  ---------------   ---------------
                                                      688,859           499,798        2,045,252         1,739,798
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    199,483           148,013          504,073           531,532
   Production taxes                                    35,881            33,728          114,326           109,966
   Depreciation, depletion
      and amortization -
       Normal provision                               203,285           245,432          683,656           815,256
       Additional provision                                --           292,262               --           945,077
   General and administrative                          67,762            72,620          213,970           207,323
                                              ---------------   ---------------  ---------------   ---------------
                                                      506,411           792,055        1,516,025         2,609,154
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       182,448   $      (292,257) $       529,227   $      (869,356)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
               per unit                       $           .01   $          (.02) $           .04   $          (.07)
                                              ===============   ===============  ===============   ================


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                --------------------------------------
                                                                                     1996                     1995
                                                                                ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      529,227          $      (869,356)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         683,656                1,760,333
      Change in gas imbalance receivable
          and deferred revenues                                                        (11,297)                  44,846
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                           (174,072)                 338,802
        (Increase) decrease in other current assets                                     (6,938)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (83,266)                 (80,136)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     937,310                1,194,489
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (43,298)                (150,828)
    Proceeds from sales of oil and gas properties                                      177,914                   27,380
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     134,616                 (123,448)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (931,666)              (1,124,687)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   140,260                  (53,646)
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,499                   55,111
                                                                                --------------          ---------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      141,759          $         1,465
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(4)  Related-Party Transactions -

                  Effective September 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-C, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has expended all of the  Interest  Holders'  commitments
available  for  property   acquisitions  by  acquiring  producing  oil  and  gas
properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $185,887 or 38 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 78 percent or $1.07/MCF and in oil prices of 55 percent or $7.47/BBL had a significant impact on partnership performance. However, current quarter oil and gas production decreased 36 percent and 17 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 17 percent or $42,147.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $292,262 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $300,563 or 18 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 59 percent or $.84/MCF and in oil prices of 27 percent or $4.01/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 30 percent and 17 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 16 percent or $131,600.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $945,077 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY OPERATING
                                               PARTNERS 1992-C, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer