Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1997-08-11
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9

PART II.    OTHER INFORMATION                                                                      11


SIGNATURES                                                                                         12

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      341,791       $      526,139
              Oil and gas sales receivable                                                    680,332              749,236
              Other                                                                            14,130                8,886
                                                                                       --------------       --------------
                   Total Current Assets                                                     1,036,253            1,284,261
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             444,628              437,910
                                                                                       --------------        -------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,334,971           13,281,797
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,821,380)          (9,425,794)
                                                                                       --------------       --------------
                                                                                            3,513,591            3,856,003
                                                                                       --------------       --------------
                                                                                       $    4,994,472       $    5,578,174
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      188,160       $      193,062
                                                                                       --------------       --------------

         Deferred Revenues                                                                    493,022              520,021

         Partners' Capital                                                                  4,313,290            4,865,091
                                                                                       --------------       --------------
                                                                                       $    4,994,472       $    5,578,174
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                  1997               1996             1997                1996
                                              ---------------  ----------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       399,205   $       673,480  $     1,149,526   $     1,331,683
   Interest income                                      5,149               883           10,540             1,573
   Other                                                4,778            17,021           10,207            23,137
                                              ---------------   ---------------  ---------------   ---------------
                                                      409,132           691,384        1,170,273         1,356,393
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    149,153           139,188          288,248           304,590
   Production taxes                                    23,139            39,024           64,890            78,445
   Depreciation, depletion
      and amortization                                117,721           224,890          395,586           480,371
   General and administrative                          55,637            75,315          124,589           146,208
                                              ---------------   ---------------  ---------------   ---------------
                                                      345,650           478,417          873,313         1,009,614
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        63,482   $       212,967  $       296,960   $       346,779
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .02   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      296,960          $       346,779
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         395,586                  480,371
      Change in gas imbalance receivable
          and deferred revenues                                                        (33,717)                 (17,574)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             68,904                 (161,383)
        (Increase) decrease in other current assets                                     (5,244)                  (5,832)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (4,902)                (134,251)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              717,587                  508,110
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (53,174)                 (20,727)
    Proceeds from sales of oil and gas properties                                           --                  174,606
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              (53,174)                 153,879
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (848,761)                (590,786)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (184,348)                  71,203
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       526,139                    1,499
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      341,791          $        72,702
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective September 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-C, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $274,275 or 14 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 27 percent in gas production and 12 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 22 percent or $.49/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 48 percent or $107,169.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

     Oil and gas sales decreased $182,157 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 10 percent in gas production and 22 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 4 percent or $.08/MCF partially offset the production declines.

      Associated depreciation expense declined 18 percent or $84,785.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1992-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   -------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   -------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer