Form 10-Q/A
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1997-08-15
CIK 895362

                            AMENDMENT #1 TO FORM 1O-Q




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

       For the transition period from _______________ to ________________

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

Yes  X      No
    ---       ---

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

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1997      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer