Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1997-11-12
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    8

PART II.    OTHER INFORMATION                                                        10


SIGNATURES                                                                           11

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      277,954       $      526,139
              Oil and gas sales receivable                                                    676,760              749,236
              Other                                                                            14,425                8,886
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       969,139            1,284,261
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             411,958              437,910
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,344,351           13,281,797
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,970,614)          (9,425,794)
                                                                                       ---------------     ----------------
                                                                                            3,373,737            3,856,003
                                                                                       ---------------     ----------------
                                                                                       $    4,754,834       $    5,578,174
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      179,359       $      193,062
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    481,552              520,021

         Partners' Capital                                                                  4,093,923            4,865,091
                                                                                       ---------------     ----------------
                                                                                       $    4,754,834       $    5,578,174
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       457,740   $       678,266  $     1,607,266   $     2,009,949
   Interest income                                      4,233             1,263           14,773             2,836
   Other                                                3,720             9,330           13,926            32,467
                                              ---------------   ---------------  ---------------   ---------------
                                                      465,693           688,859        1,635,965         2,045,252
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    144,835           199,483          433,082           504,073
   Production taxes                                    29,624            35,881           94,514           114,326
   Depreciation, depletion
      and amortization                                149,234           203,285          544,820           683,656
   General and administrative                          51,388            67,762          175,977           213,970
                                              ---------------   ---------------  ---------------   ---------------
                                                      375,081           506,411        1,248,393         1,516,025
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        90,612   $       182,448  $       387,572   $       529,277
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .01  $           .03   $           .04
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      387,572          $       529,227
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         544,820                  683,656
      Change in gas imbalance receivable
          and deferred revenues                                                        (12,517)                 (11,297)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             72,476                 (174,072)
        (Increase) decrease in other current assets                                     (5,539)                  (6,938)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (13,703)                 (83,266)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     973,109                  937,310
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (62,554)                 (43,298)
    Proceeds from sales of oil and gas properties                                           --                  177,914
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (62,554)                 134,616
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (1,158,740)                (931,666)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (248,185)                 140,260
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       526,139                    1,499
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      277,954          $       141,759
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective September 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1992-C, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $220,526 or 33 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 26 percent in gas production and 13 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 30 percent or $6.30/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 27 percent or $54,051.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $402,683 or 20 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 15 percent in gas production and 20 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 3 percent or $.06/MCF partially offset the production declines.

      Associated depreciation expense declined 20 percent or $138,836.

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


                                          SWIFT ENERGY OPERATING
                                          PARTNERS 1992-C, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1997        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer