Form 10-Q
period 1998-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1998-08-13
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                 Yes  X   No_____
                                     ---

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      550,998       $      478,767
              Oil and gas sales receivable                                                    460,156              725,555
              Other                                                                            21,361               13,064
                                                                                       ---------------     ----------------
                  Total Current Assets                                                      1,032,515            1,217,386
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             361,071              385,298
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,889,246           13,108,981
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,321,349)         (10,087,643)
                                                                                       ---------------     ----------------
                                                                                            2,567,897            3,021,338
                                                                                       ---------------     ----------------
                                                                                       $    3,961,483       $    4,624,022
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      148,661       $      206,087
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    430,800              469,989

         Interest Holders' Capital (12,952,294 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           3,365,369            3,878,853
         General Partners' Capital                                                             16,653               69,093
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   3,382,022            3,947,946
                                                                                       ---------------     ----------------
                                                                                       $    3,961,483       $    4,624,022
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       290,446   $       399,205  $       588,404   $     1,149,526
   Interest income                                      7,772             5,149           14,089            10,540
   Other                                                3,570             4,778            6,536            10,207
                                              ---------------   ---------------  ---------------   ---------------
                                                      301,788           409,132          609,029         1,170,273
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    112,645           149,153          229,282           288,248
   Production taxes                                    18,427            23,139           35,481            64,890
   Depreciation, depletion
      and amortization                                114,778           117,721          233,706           395,586
   General and administrative                          51,962            55,637          104,754           124,589
                                              ---------------   ---------------  ---------------   ---------------
                                                      297,812           345,650          603,223           873,313
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         3,976   $        63,482  $         5,806   $       296,960
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $            --   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        5,806          $       296,960
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         233,706                  395,586
      Change in gas imbalance receivable
          and deferred revenues                                                        (14,962)                 (33,717)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            265,399                   68,904
        (Increase) decrease in other current assets                                     (8,297)                  (5,244)
        Increase (decrease) in accounts payable                                        (57,426)                  (4,902)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              424,226                  717,587
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (45,768)                 (53,174)
    Proceeds from sales of oil and gas properties                                      265,503                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              219,735                  (53,174)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (571,730)                (848,761)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    72,231                 (184,348)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       478,767                  526,139
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      550,998          $       341,791
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

      Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1998 and 1997.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $424,226 and $717,587 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $265,503 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $571,730 and $848,761 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $108,759 or 27 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 31 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 39 percent or $6.29/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 29 percent or $.50/MCF when compared to second quarter 1997 prices.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 2 percent or $2,943 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $561,122 or 49 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 37 percent and oil production declined 34 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current period oil and gas prices declined 42 percent or $7.49/BBL and 6 percent or $.14/MCF, respectively, further contributing to decreased revenues.

      Associated depreciation expense decreased 41 percent or $161,880 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998     By:        /s/ John R. Alden
          --------------                --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1998     By:        /s/ Alton D. Heckaman, Jr.
          --------------                --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer