Form 10-Q
period 1998-09-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1998-11-13
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                           PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997       4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                       5

            Notes to Financial Statements                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                               11


SIGNATURES                                                                                  12

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      432,871       $      478,767
              Oil and gas sales receivable                                                    479,225              725,555
              Other                                                                            22,800               13,064
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        934,896            1,217,386
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             355,424              385,298
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,902,059           13,108,981
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,431,736)         (10,087,643)
                                                                                       ---------------     ----------------
                                                                                            2,470,323            3,021,338
                                                                                       ---------------     ----------------
                                                                                       $    3,760,643       $    4,624,022
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      175,395       $      206,087
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    421,595              469,989

         Interest Holders' Capital (12,952,294 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           3,151,272            3,878,853
         General Partners' Capital                                                             12,381               69,093
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   3,163,653            3,947,946
                                                                                       ---------------     ----------------
                                                                                       $    3,760,643       $    4,624,022
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ----------------  ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       260,808   $       457,740  $       849,212   $     1,607,266
   Interest income                                      7,665             4,233           21,754            14,773
   Other                                                2,632             3,720            9,169            13,926
                                              ---------------   ---------------  ---------------   ---------------
                                                      271,105           465,693          880,135         1,635,965
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    113,125           144,835          342,407           433,082
   Production taxes                                    16,639            29,624           52,119            94,514
   Depreciation, depletion
      and amortization                                110,387           149,234          344,093           544,820
   General and administrative                          43,710            51,388          148,466           175,977
                                              ---------------   ---------------  ---------------   ---------------
                                                      283,861           375,081          887,085         1,248,393
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (12,756)  $        90,612  $        (6,950)  $       387,572
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $            --   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       (6,950)         $       387,572
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         344,093                  544,820
      Change in gas imbalance receivable
          and deferred revenues                                                        (18,520)                 (12,517)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            246,330                   72,476
        (Increase) decrease in other current assets                                     (9,736)                  (5,539)
        Increase (decrease) in accounts payable                                        (30,692)                 (13,703)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     524,525                  973,109
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (58,591)                 (62,554)
    Proceeds from sales of oil and gas properties                                      265,513                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     206,922                  (62,554)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (777,343)              (1,158,740)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (45,896)                (248,185)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       478,767                  526,139
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      432,871          $       277,954
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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1998 and 1997.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(7)  Fair Value of Financial Instruments -

                  The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

(8)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $524,525 and $973,109 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $265,513 for the nine months ended September 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $777,343 and $1,158,740 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $196,932 or 43 percent in the third quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 20 percent or $.51/MCF and in oil prices of 41 percent or $6.02/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 23 percent and 27 percent, respectively, when compared to third quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 and the first quarter of 1998 had an impact on 1998 partnership production volumes. Corresponding operating expenses declined 22 percent in the third quarter of 1998 when compared to the third quarter of 1997.

      Associated depreciation expense decreased 26 percent or $38,847 in 1998 compared to third quarter 1997, also related to the decline in production volumes.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $758,054 or 47 percent in the first nine months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 33 percent and oil production declined 32 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current period oil and gas prices declined 42 percent or $7.09/BBL and 10 percent or $.24/MCF, respectively, further contributing to decreased revenues. Corresponding operating expenses for the first nine months of 1998 decreased 21 percent when compared to the same period in 1997.

      Associated depreciation expense decreased 37 percent or $200,727 in 1998 compared to the first nine months of 1997, also related to the decline in production volumes.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1992-C, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1998      By:        /s/ John R. Alden
       ----------------                 ----------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer