Form 10-K405
period 1998-12-31
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1999-03-24
CIK 895362

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-37983              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


ITEM NO.                             PART I                              PAGE
   1             Business                                                 I-1
   2             Properties                                               I-5
   3             Legal Proceedings                                        I-7
   4             Submission of Matters to a Vote of
                   Security Holders                                       I-7


                                     PART II

   5             Market Price of and Distributions on the
                   Registrant's SDIs and Related Interest
                   Holder Matters                                        II-1
   6             Selected Financial Data                                 II-2
   7             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         II-2
   8             Financial Statements and Supplementary Data             II-4
   9             Disagreements on Accounting and Financial
                   Disclosure                                            II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1998, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 35% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Eakly-Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Eakly-Weatherford Field produces primarily natural gas and condensate and accounts for 72% of the value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 17% of the Partnership value.

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

                                                  Net Production
                                       -------------------------------------
                                                For the Years Ended
                                                   December 31,
                                       -------------------------------------
                                         1998           1997          1996
                                       ---------     ---------     ---------
Net Volumes (Equivalent MCFs)          559,454       786,326       1,005,739

Average Sales Price
   price per Equivalent MCF            $1.95         $2.60         $2.54

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $0.92         $0.90         $0.82

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                     -----------------------------------------------------------------------
                                             1998                      1997                     1996
                                     --------------------      -------------------      --------------------
                                                  Natural                  Natural                   Natural
                                       Oil          Gas          Oil         Gas          Oil          Gas
                                     -------      -------      -------     -------      -------      -------
                                      (BBLS)      (MMCF)       (BBLS)       (MMCF)       (BBLS)       (MMCF)
Proved developed
   reserves at end of year           142,669       2,359       106,173       3,151       149,009       3,159
                                     -------       -----       -------       -----      -------        -----
Proved reserves
   Balance at beginning
     of year                         130,771       3,624       182,944       3,784       262,879       4,465

   Extensions, discoveries
     and other additions                  78          10            --          --            --          --

   Revisions of previous
     estimates                        56,684          71        (8,856)        593       (28,225)        461

   Sales of minerals in
     place                            (8,060)       (595)      (14,236)       (141)      (14,227)       (360)

   Production                        (20,439)       (437)      (29,081)       (612)      (37,483)       (782)
                                    --------       -----       -------       -----       -------       -----

   Balance at end of year            159,034       2,673       130,771       3,624       182,944       3,784
                                    --------       -----       -------       -----       -------       -----


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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                        Reserves
                                                    December 31, 1998
                                                  ---------------------

                                                            Natural             Wells
                                                  Oil         Gas        ------------------
Acquisition                 State(s)            (BBLS)       (MMCF)       Gross       Net
-----------                ---------            -------     -------      ------      ------
Hardy Oil & Gas            TX                     3,955         170          14       0.035
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                    24,848       2,264         304       4.477
American Cometra           AL, CO, LA,
                           ND, NM, NV,
                           OK, TX, WY           130,231         239         793      14.720
                                                -------       -----       -----       -----
                                                159,034       2,673       1,111      19.232
                                                -------       -----       -----      ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 916 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1997 and 1998, the Partnership distributed a total of $1,246,600 and $777,100, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with the financial statements included in Item 8:

                              1998               1997              1996                1995                1994
                         -------------      -------------      --------------     ---------------     --------------
Revenues                 $   1,158,893      $   2,181,914      $   2,806,839      $   2,431,175      $    3,482,792
Income (Loss)            $     (35,524)     $     552,773      $     831,274      $    (785,486)     $   (2,113,215)
Total Assets             $   3,615,471      $   4,624,022      $   5,578,174      $   6,250,612      $    8,531,150
Cash Distributions       $     895,586      $   1,469,918      $   1,280,924      $   1,420,504      $    2,493,976
Long Term Obligations    $          --      $          --      $          --      $          --      $           --
Interest Holders' Net
 Income (Loss) Per SDI   $          --      $         .03      $         .04      $        (.06)     $         (.23)
Interest Holders' Cash
 Distributions Per SDI   $         .06      $         .10      $         .08      $         .10      $          .17


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $653,967, $1,249,730 and $1,441,712 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $265,467, $246, 288 and $425,744 in 1998, 1997 and 1996, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $59,518, $73,472 and $61,892 in 1998, 1997 and 1996, respectively. Cash distributions  totaled  $895,586,  $1,469,918 and  $1,280,924 in 1998,  1997 and
1996, respectively.

         The Partnership plans to spend in the next three years an estimated $170,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 48 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 20 percent or $.50/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 25 percent in 1998 as gas prices decreased 20 percent and oil prices declined 42 percent. Also, production volumes decreased 29 percent due to a 29 percent gas production decrease and a 30 percent oil production decline. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Barney et al acquisition, contributed to the 1998 decreased production volumes.

         Production cost per equivalent MCF increased 2 percent in 1998 compared to 1997, primarily due to the decline in production volumes; however, total production costs decreased 27 percent in 1998.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


         Associated depreciation expense decreased 34 percent in 1998 when compared to 1997, also related to the decline in production volumes.

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

         During 1999, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999, regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name             Age           Swift and Other Companies
         ----             ---           -------------------------
                                    DIRECTORS

A. Earl Swift             65        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           70        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           67        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard Corporation, Elco Industries,
                                    and Old Second Bancorp

Raymond O. Loen           74        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       63        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       50        Director of Swift; President, Somerset
                                    Properties, Inc.;

Harold J. Withrow         71        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            43        President, Chief Operating Officer

John R. Alden             53        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          51        Senior Vice President - Funds Management

James M. Kitterman        54        Senior Vice President - Operations

Joe A. D'Amico            50        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    41        Vice President - Finance and Controller

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

               Balance Sheets as of December 31, 1998 and 1997         IV-4

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                     IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                     IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                     IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Operating Partners 1992-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1992-C, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1992-C, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                            ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                            1998                  1997
                                                                                       ---------------      --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      443,097       $      478,767
              Oil and gas sales receivable                                                    407,415              725,555
              Receivable due to property disposition                                          140,521                   --
              Other                                                                            19,050               13,064
                                                                                       ---------------      ---------------
                  Total Current Assets                                                      1,010,083            1,217,386
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                             367,165              385,298
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,762,511           13,108,981
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,524,288)         (10,087,643)
                                                                                       ---------------      ---------------
                                                                                            2,238,223            3,021,338
                                                                                       ---------------      ---------------
                                                                                       $    3,615,471       $    4,624,022
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      185,843       $      206,087
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    412,792              469,989

         Interest Holders' Capital (12,952,294 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           3,006,137            3,878,853
         General Partners' Capital                                                             10,699               69,093
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   3,016,836            3,947,946
                                                                                       ---------------      ---------------
                                                                                       $    3,615,471       $    4,624,022
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,119,284  $     2,144,930   $     2,761,808
   Interest income                                                       27,494           17,815             5,831
   Other                                                                 12,115           19,169            39,200
                                                                ---------------  ---------------   ---------------
                                                                      1,158,893        2,181,914         2,806,839
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      447,537          578,133           660,807
   Production taxes                                                      67,591          128,627           159,598
   Depreciation, depletion
     and amortization                                                   436,645          661,849           887,331
General and administrative                                              242,644          260,532           267,829
                                                                ---------------  ---------------   ---------------
                                                                      1,194,417        1,629,141         1,975,565
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       (35,524) $       552,773   $       831,274
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                  Interest          General        Combining
                                                  Holders           Partners       Adjustment             Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $     4,938,446   $        90,368  $       285,927     $    5,314,741

Income (Loss)                                         574,776           256,015              483            831,274

Cash Distributions                                 (1,045,900)         (235,024)              --         (1,280,924)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               4,467,322           111,359          286,410          4,865,091
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         404,769           181,052          (33,048)           552,773

Cash Distributions                                 (1,246,600)         (223,318)              --         (1,469,918)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               3,625,491            69,093          253,362          3,947,946
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         (58,056)           60,092          (37,560)           (35,524)

Cash Distributions                                   (777,100)         (118,486)              --           (895,586)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $     2,790,335   $        10,699  $       215,802     $    3,016,836
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1996                                    $           .04
                                              ===============
      1997                                    $           .03
                                              ===============
      1998                                    $            --
                                              ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998             1997            1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       (35,524)  $       552,773  $       831,274
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           436,645           661,849          887,331
      Change in gas imbalance receivable
         and deferred revenues                                                           (39,064)            2,580          (23,903)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              318,140            23,681         (105,274)
        (Increase) decrease in other current assets                                       (5,986)           (4,178)          (8,886)
        Increase (decrease) in accounts payable                                          (20,244)           13,025         (138,830)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    653,967         1,249,730        1,441,712
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (59,518)          (73,472)         (61,892)
    Proceeds from sales of oil and gas properties                                        265,467           246,288          425,744
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    205,949           172,816          363,852
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (895,586)       (1,469,918)      (1,280,924)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (35,670)          (47,372)         524,640
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         478,767           526,139            1,499
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       443,097   $       478,767  $       526,139
                                                                                 ===============   ===============  ===============
Supplemental disclosure of non-cash investing activities:
  Oil and gas properties disposition for which cash will be
  received in a subsequent period                                                $       140,521   $            --  $            --
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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                         Year Ended December 31,
                                ---------------------------------------------
                                  1998               1997               1996
                                ---------           ------             ------
      Acquisition of
        proved properties       $      --       $       --       $         --

      Development                  59,518           73,472             61,892
                                   ------           ------            -------
                                $  59,918       $   73,472       $     61,892
                                   ------           ------            -------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) Related-Party Transactions -

         During 1998, 1997 and 1996, the Partnership paid Swift $194,284 per year as a general and administrative overhead allowance.

         During 1998, 1997 and 1996, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $13,122 in 1998, $21,518 in 1997 and $30,152 in 1996 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $446,076, $1,129,804 and $1,652,186, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1992-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director