Form 10-Q
period 1999-06-30
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 1999-08-05
CIK 895362

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               10

PART II.    OTHER INFORMATION                                                          12


SIGNATURES                                                                             13

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        486,612      $        443,097
     Oil and gas sales receivable                                                     406,628               407,415
     Receivable due to property disposition                                                --               140,521
     Other                                                                             25,475                19,050
                                                                               ---------------       ---------------
          Total Current Assets                                                        918,715             1,010,083
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                              336,009               367,165
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                    12,778,334            12,762,511
Less-Accumulated depreciation, depletion
     and amortization                                                             (10,656,458)          (10,524,288)
                                                                               ---------------       ---------------
                                                                                    2,121,876             2,238,223
                                                                               ===============       ===============
                                                                             $      3,376,600      $      3,615,471
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $        135,412      $        185,843
                                                                               ---------------       ---------------

Deferred Revenues                                                                     399,762               412,792

Interest Holders' Capital (12,952,294 Interest Holders'
                          SDIs; $1.00 per SDI)                                      2,829,335             3,006,137
General Partners' Capital                                                              12,091                10,699
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   2,841,426             3,016,836
                                                                               ===============       ===============
                                                                             $      3,376,600      $      3,615,471
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        235,235    $       290,446      $        412,081   $        588,404
     Interest income                                 5,951              7,772                13,245             14,089
     Other                                              --              3,570                    --              6,536
                                             --------------     --------------        --------------     --------------
                                                   241,186            301,788               425,326            609,029
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                97,638            112,645               181,763            229,282
     Production taxes                               14,653             18,427                25,071             35,481
     Depreciation, depletion
          and amortization                          61,755            114,778               132,170            233,706
     General and administrative                     46,825             51,962               112,553            104,754
                                             --------------     --------------        --------------     --------------
                                                   220,871            297,812               451,557            603,223
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         20,315    $         3,976      $       (26,231)   $          5,806
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per SDI                              $             --    $            --      $             --   $             --
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $        (26,231)     $          5,806
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        132,170               233,706
          Change in gas imbalance receivable
               and deferred revenues                                                       18,126               (14,962)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                            787               265,399
               (Increase) decrease in other current assets                                134,096                (8,297)
               Increase (decrease) in accounts payable                                    (50,431)              (57,426)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             208,517               424,226
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                 (16,594)               (45,768)
     Proceeds from sales of oil and gas properties                                           771                265,503
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                            (15,823)               219,735
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                     (149,179)              (571,730)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      43,515                 72,231
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         443,097                478,767
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       486,612      $         550,998
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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1999 and 1998.

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

(8)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $208,517 and $424,226 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $265,503 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $149,179 and $571,730 for the six months ended June 30, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $55,211 or 19 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 27 percent and 41 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 50 percent or $4.95/BBL to an average of $14.94/BBL and gas prices increased 8 percent or $.18/MCF to an average of $2.43/MCF for the quarter.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 37 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 14 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 46 percent or $53,023 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $176,323 or 30 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 22 percent and 37 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 26 percent or $2.69/BBL to an average of $12.93/BBL and gas prices decreased 4 percent or $.09/MCF to an average of $2.02/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 18 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 22 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 43 percent or $101,536 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999     By:        /s/ John R. Alden
          --------------                --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1999     By:        /s/ Alton D. Heckaman, Jr.
          --------------                --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer