Form 10-K
period 1999-12-31
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 2000-03-28
CIK 895362

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                          --------------    ----------


                         Commission File number 0-21612

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

Yes   X   No
   ------   ------

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

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

ITEM NO.                                             PART I                    PAGE
                                                     -----                     ----
   1                       Business                                             I-1
   2                       Properties                                           I-5
   3                       Legal Proceedings                                    I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                   I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's SDIs and Related Interest
                             Holder Matters                                    II-1
   6                       Selected Financial Data                             II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations     II-2
   8                       Financial Statements and Supplementary Data         II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                        II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                       III-1
  11                       Executive Compensation                             III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                            III-2
  13                       Certain Relationships and Related Transactions     III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                           IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 35% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Eakly-Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Eakly-Weatherford Field produces primarily natural gas and condensate and accounts for 51% of the value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 26% of the Partnership value.

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

                                                   Net Production
                                       -----------------------------------
                                                 For the Years Ended
                                                    December 31,
                                       -----------------------------------
                                          1999         1998         1997
                                       ---------    ---------     --------
Net Volumes (Equivalent MCFs)          396,951      559,454       786,326

Average Sales Price
   price per Equivalent MCF             $2.46        $1.95         $2.60

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $1.21        $0.92         $0.90

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -----------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ---------------------       ---------------------       ---------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas           Oil           Gas
                                    -------      --------       -------      --------       -------      --------
                                     (BBLS)       (MMCF)        (BBLS)        (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year          173,502         2,277       142,669         2,359       106,173         3,151
                                    -------      --------       -------      --------       -------      --------
Proved reserves
   Balance at beginning
     of year                        159,034         2,673       130,771         3,624       182,944         3,784

   Extensions, discoveries
     and other additions                 --            --            78            10            --            --

   Revisions of previous
     estimates                       58,427           275        56,684            71        (8,856)          593

   Sales of minerals in
     place                              (55)           (3)       (8,060)         (595)      (14,236)         (141)

   Production                       (17,831)         (290)      (20,439)         (437)      (29,081)         (612)
                                    -------      --------       -------      --------       -------      --------
   Balance at end of year           199,575         2,655       159,034         2,673       130,771         3,624
                                    -------      --------       -------      --------       -------      --------


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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                        Reserves
                                                    December 31, 1999
                                                  ---------------------
                                                                   Natural                  Wells
                                                Oil                  Gas            ------------------------
Acquisition                 State(s)          (BBLS)               (MMCF)            Gross            Net
----------                  ---------         -------              -------          ------          --------
Maxus                      WY                  22,666                   --              11             0.068
Hardy Oil & Gas            TX                   4,095                  173              14             0.035
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                  19,003                2,122             304             4.477
American Cometra           AL, CO, LA,
                           ND, NM, NV,
                           OK, TX, WY         153,811                  360             793            14.720
                                              -------              -------          ------          --------
                                              199,575                2,655           1,122            19.300
                                              -------              -------          ------          --------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 894 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $777,100 and $314,100, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      ------------       --------------    -------------     -------------
Revenues                   $   1,040,088      $   1,158,893      $    2,181,914    $   2,806,839     $   2,431,175
Income (Loss)              $      30,639      $     (35,524)     $      552,773    $     831,274     $    (785,486)
Total Assets               $   3,135,602      $   3,615,471      $    4,624,022    $   5,578,174     $   6,250,612
Cash Distributions         $     361,447      $     895,586      $    1,469,918    $   1,280,924     $   1,420,504
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Interest Holders' Net
  Income (Loss) Per SDI    $          --      $          --      $          .03    $         .04     $        (.06)
Interest Holders' Cash
  Distributions Per SDI    $         .02      $         .06      $          .10    $         .08     $         .10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Net cash provided by operating activities totaled $283,102, $653,967 and $1,249,730 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production from property sales. Cash provided by property sale proceeds totaled $142,836, $265,467 and $246,288 in 1999, 1998 and 1997, respectively. Capital expenditures totaled $26,135, $59,518 and $73,472 in 1999, 1998 and 1997, respectively. Cash distributions totaled $361,447, $895,586 and $1,469,918 in 1999, 1998 and 1997, respectively.
In 1999, cash distributions were effected by production declines from the Partnership's property sales and low oil and gas prices received during the first part of this year.

The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Partnership plans to spend in the next two years an estimated $197,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

Results of Operations

         Oil and gas sales declined $106,769 or 10 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 29 percent as oil and gas production declined 13 percent and 34 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales in 1998. Oil prices increased 77 percent or $7.42/BBL to an average of $17.09/BBL and gas prices increased 13 percent of $0.26/MCF to an average of $2.31/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production cost per equivalent MCF increased 32 percent in 1999 compared to 1998; due to production declines.

         Associated depreciation expense decreased 41 percent or $177,779 in 1999 compared to 1998, related to the decline in production volumes.

         Oil and gas sales decreased 48 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 20 percent or $.50/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 25 percent in 1998 as gas prices decreased 20 percent and oil prices declined 42 percent. Also, production volumes decreased 29 percent due to a 29 percent gas production decrease and a 30 percent oil production decline. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Barney, et al acquisition, contributed to the 1998 decreased production volumes.

         Production cost per equivalent MCF increased 2 percent in 1998 compared to 1997; primarily due to the decline in production volumes; however, total production costs decreased 27 percent in 1998.

         Associated depreciation expense decreased 34 percent in 1998 when compared to 1997, also related to the decline in production volumes.

         During 2000, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000, regarding the directors and executive officers of Swift.

                                                        Position(s) with
         Name                  Age                  Swift and Other Companies
         ----                  ---                  -------------------------
                                        DIRECTORS
                                        ---------
A. Earl Swift                  66              Chief Executive Officer and
                                               Chairman of the Board

Virgil N. Swift                71              Executive Vice President - Business
                                               Development, Vice Chairman of the Board

G. Robert Evans                68              Director of Swift; Chairman of the Board,
                                               Material Sciences Corporation;
                                               Director, Consolidated Freightways, Inc.,
                                               Fibreboard Corporation, Elco Industries, and
                                               Old Second Bancorp

Raymond O. Loen                75              Director of Swift; President, R. O. Loen
                                               Company

Henry C. Montgomery            64              Director of Swift; Chairman of the Board,
                                               Montgomery Financial Services Corporation;
                                               Director, Southwall Technology Corporation

Clyde W. Smith, Jr.            51              Director of Swift; President, Somerset
                                               Properties, Inc.;

Harold J. Withrow              72              Director of Swift

                                        EXECUTIVE OFFICERS
                                        ------------------

Terry E. Swift                 44              President

Joe A. D'Amico                 51              Chief Operating Officer

John R. Alden                  54              Senior Vice President - Finance,
                                               Chief Financial Officer and Secretary

Bruce H. Vincent               52              Senior Vice President - Funds Management

James M. Kitterman             55              Senior Vice President - Operations

Alton D. Heckaman, Jr.         42              Vice President - Finance and Controller

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

                                     III-2

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                             PAGE NO.
               Report of Independent Public Accountants                           IV-2

               Balance Sheets as of December 31, 1999 and 1998                    IV-3
               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999. 1998 and 1997                                IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                IV-6

               Notes to Financial Statements                                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Operating Partners 1992-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1992-C, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1992-C, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                               ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                           1999                  1998
                                                                       ------------        --------------
       ASSETS:
       Current Assets:
            Cash and cash equivalents                                  $    481,453        $      443,097
            Oil and gas sales receivable                                    315,935               407,415
            Receivable due to property disposition                               --               140,521
            Other                                                            22,819                19,050
                                                                       ------------        --------------
                 Total Current Assets                                       820,207             1,010,083
                                                                       ------------        --------------

       Gas Imbalance Receivable                                             312,218               367,165
                                                                       ------------        --------------

       Oil and Gas Properties, using full cost
            accounting                                                   12,786,331            12,762,511
       Less-Accumulated depreciation, depletion
            and amortization                                            (10,783,154)          (10,524,288)
                                                                       ------------        --------------
                                                                          2,003,177             2,238,223
                                                                       ------------        --------------
                                                                       $  3,135,602        $    3,615,471
                                                                       ============        ==============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                           $     76,113        $      185,843
                                                                       ------------        --------------

       Deferred Revenues                                                    373,461               412,792

       Interest Holders' Capital (12,952,294 Interest Holders'
                                   SDIs;   $1.00 per SDI)                 2,682,774             3,006,137
       General Partners' Capital                                              3,254                10,699
                   Total Partners' Capital                                2,686,028             3,016,836
                                                                       ------------        --------------
                                                                       $  3,135,602        $    3,615,471
                                                                       ============        ==============





                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999               1998               1997
                                                ---------------    ---------------    ---------------
      REVENUES:
           Oil and gas sales                    $     1,012,515    $     1,119,284    $     2,144,930
           Interest income                               27,573             27,494             17,815
           Other                                             --             12,115             19,169
                                                ---------------    ---------------    ---------------
                                                      1,040,088          1,158,893          2,181,914
                                                ---------------    ---------------    ---------------


      COSTS AND EXPENSES:
           Lease operating                              418,672            447,537            578,133
           Production taxes                              60,329             67,591            128,627
           Depreciation, depletion
                and amortization                        258,866            436,645            661,849
           General and administrative                   271,582            242,644            260,532
                                                ---------------    ---------------    ---------------
                                                      1,009,449          1,194,417          1,629,141
                                                ---------------    ---------------    ---------------
      NET INCOME (LOSS)                         $        30,639    $       (35,524)   $       552,773
                                                ===============    ===============    ===============






                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            Interest           General           Combining
                                            Holders            Partners          Adjustment           Total
                                         ---------------    ---------------    ---------------    ---------------
         Balance,
              December 31, 1996          $     4,467,322    $       111,359    $       286,410    $     4,865,091

         Income (Loss)                           404,769            181,052            (33,048)           552,773

         Cash Distributions                   (1,246,600)          (223,318)                --         (1,469,918)
                                         ---------------    ---------------    ---------------    ---------------

         Balance,
              December 31, 1997                3,625,491             69,093            253,362          3,947,946
                                         ---------------    ---------------    ---------------    ---------------

         Income (Loss)                           (58,056)            60,092            (37,560)           (35,524)

         Cash Distributions                     (777,100)          (118,486)                --           (895,586)
                                         ---------------    ---------------    ---------------    ---------------

         Balance,
              December 31, 1998                2,790,335             10,699            215,802          3,016,836
                                         ---------------    ---------------    ---------------    ---------------

         Income (Loss)                            21,102             39,902            (30,365)            30,639

         Cash Distributions                     (314,100)           (47,347)                --            361,447)
                                         ---------------    ---------------    ---------------    ---------------

         Balance,
              December 31, 1999          $     2,497,337    $         3,254    $       185,437    $     2,686,028
                                         ===============    ===============    ===============    ===============



         Interest Holders' net income (loss)
              per SDI

              1997                       $          0.03
                                         ===============

              1998                       $            --
                                         ===============

              1999                       $            --
                                         ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                            1999              1998             1997
                                                                        -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                      $      30,639     $     (35,524)   $     552,773
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                            258,866           436,645          661,849
          Change in gas imbalance receivable
               and deferred revenues                                           15,616           (39,064)           2,580
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable             91,480           318,140           23,681
               (Increase) decrease in other current assets                     (3,769)           (5,986)          (4,178)
               Increase (decrease) in accounts payable                       (109,730)          (20,244)          13,025
                                                                        -------------     -------------    -------------
          Net cash provided by (used in) operating activities                 283,102           653,967        1,249,730
                                                                        -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                      (26,135)          (59,518)         (73,472)
     Proceeds from sales of oil and gas properties                            142,836           265,467          246,288
                                                                        -------------     -------------    -------------
          Net cash provided by (used in) investing activities                 116,701           205,949          172,816
                                                                        -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                          (361,447)         (895,586)      (1,469,918)
                                                                        -------------     -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           38,356           (35,670)         (47,372)
                                                                        -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                443,097           478,767          526,139
                                                                        -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     481,453     $     443,097   $      478,767
                                                                        =============     =============    =============


Supplemental disclosure of noncash investing activities:
     Oil and gas properties disposition for which cash will
     be received in a subsequent year                                   $          --   $       140,521    $          --
                                                                        =============     =============    =============




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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                                Year Ended December 31,
                                       -----------------------------------------------
                                        1999              1998                 1997
                                       -------           -------             ---------
      Acquisition of
        proved properties              $    --           $    --             $      --

      Development                       26,135            59,518                73,472
                                       -------           -------             ---------
                                       $26,135           $59,518             $  73,572
                                       -------           -------             ---------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

(4) Related-Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $194,284 per year as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $7,042 in 1999, $13,122 in 1998 and $21,518 in 1997 and are included in general and administrative expenses.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $244,441, $446,076 and $1,129,804, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                   SWIFT ENERGY OPERATING
                                                   PARTNERS 1992-C, LTD.
                                                   (Registrant)

                                          By:      SWIFT ENERGY COMPANY
                                                    General Partner

Date:      March 10, 2000                 By:      s/b A. Earl Swift
         ----------------                          -----------------------------
                                                   A. Earl Swift
                                                   Chief Executive Officer

Date:      March 10, 2000                 By:      s/b John R. Alden
         ----------------                          -----------------------------
                                                   John R. Alden
                                                   Principal Financial Officer

Date:      March 10, 2000                 By:      s/b Alton D. Heckaman, Jr.
         ----------------                          -----------------------------
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

                                                   SWIFT ENERGY OPERATING
                                                   PARTNERS 1992-C, LTD.
                                                   (Registrant)

                                          By:      SWIFT ENERGY COMPANY
                                                    General Partner

Date:      March 10, 2000                 By:      s/b A. Earl Swift
         ----------------                          -----------------------------
                                                   A. Earl Swift
                                                   Director and Principal
                                                   Executive Officer

Date:      March 10, 2000                 By:      s/b Virgil N. Swift
         ----------------                          -----------------------------
                                                   Virgil N. Swift
                                                   Director and Executive
                                                   Vice President - Business
                                                   Development

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                   SIGNATURES


Date:      March 10, 2000               By:      s/b G. Robert Evans
         ----------------                        -------------------------------
                                                 G. Robert Evans
                                                 Director

Date:      March 10, 2000               By:      s/b Raymond O. Loen
         ----------------                        ------------------------------
                                                 Raymond O. Loen
                                                 Director

Date:      March 10, 2000               By:      s/b Henry C. Montgomery
         ----------------                        -------------------------------
                                                 Henry C. Montgomery
                                                 Director

Date:      March 10, 2000               By:      s/b Clyde W. Smith, Jr.
         ----------------                        -------------------------------
                                                 Clyde W. Smith, Jr.
                                                 Director

Date:      March 10, 2000               By:      s/b Harold J. Withrow
         ----------------                        -------------------------------
                                                 Harold J. Withrow
                                                 Director