Form 10-Q
period 2000-03-31
SWIFT ENERGY OPERATING PARTNERS 1992-C LTD
filed 2000-05-15
CIK 895362

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------     ------

                         Commission File Number: 0-21612

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
             (Exact name of registrant as specified in its charter)

           Texas                                   76-0375254
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    of organization)

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

Yes  X      No
   ------     -----

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                   PAGE
      ITEM 1.    Financial Statements

            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                      3

            Balance Sheet

                - December 31, 1999                                                   4

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999                   5

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999                   6

            Notes to Financial Statements                                             7

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                              10

PART II.    OTHER INFORMATION                                                         12


SIGNATURES                                                                            13

                               SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                               (Unaudited)

                                                               March 31,
                                                                 2000
                                                             -------------


ASSETS:
     Cash and cash equivalents                               $     440,872
     Oil and gas sales receivable                                  382,869
     Other                                                          24,395
     Gas Imbalance Receivable                                      318,319
     Oil and Gas Properties                                      4,822,650
                                                             -------------
          Total Assets                                           5,989,105
                                                             -------------


LIABILITIES:

     Accounts Payable                                               54,769
     Gas Imbalance Payable                                         379,552
                                                             -------------
          Total Liabilities                                        434,321
                                                             -------------
     Net Assets in Process of Liquidation                    $   5,554,784
                                                             =============






                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                                  BALANCE SHEET

                                                           December 31,
                                                               1999
                                                          ---------------

ASSETS:
Current Assets:
     Cash and cash equivalents                            $       481,453
     Oil and gas sales receivable                                 315,935
     Other                                                         22,819
                                                          ---------------
          Total Current Assets                                    820,207
                                                          ---------------
Gas Imbalance Receivable                                          312,218
                                                          ---------------

Oil and Gas Properties, using full cost
     accounting                                                12,786,331
Less-Accumulated depreciation, depletion
     and amortization                                         (10,783,154)
                                                          ---------------
                                                                2,003,177
                                                          ---------------
                                                          $     3,135,602
                                                          ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                     $        76,113
                                                          ---------------

Deferred Revenues                                                 373,461

Interest Holders' Capital (12,952,294 Interest Holders'
                             SDI's; $1.00 per SDI)              2,682,774
General Partners' Capital                                           3,254
                                                          ---------------
          Total Partners' Capital                               2,686,028
                                                          ---------------
                                                          $     3,135,602
                                                          ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                    ---------------------------------
                                                        2000               1999
                                                    --------------     --------------
REVENUES:
     Oil and gas sales                              $      359,226     $      176,845
     Interest income                                         6,965              7,294
                                                    --------------     --------------
                                                           366,191            184,139
                                                    --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                       109,520             84,125
     Production taxes                                       19,913             10,418
     Depreciation, depletion
          and amortization                                  58,882             70,415
     General and administrative                             67,095             65,728
                                                    --------------     --------------
                                                           255,410            230,686
                                                    --------------     --------------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting             $      110,781     $      (46,547)
                                                    --------------     --------------

Effect Of Adoption Of Liquidation
     Basis Of Accounting                                 2,870,553                 --
                                                    --------------     --------------

Income (Loss)                                       $    2,981,334     $      (46,547)
                                                    ==============     ==============


Interest Holders' net income (loss)
     per SDI

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting             $         0.01     $           --
                                                    ==============     ==============

     Effect of Adoption of Liquidation
     Basis of Accounting                            $         0.19     $           --
                                                    ==============     ==============

     Income (Loss)                                  $         0.20     $           --
                                                    ==============     ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                               2000                  1999
                                                                          ---------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                        $     2,981,334       $        (46,547)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting                (2,870,553)                    --
          Depreciation, depletion and amortization                                 58,882                 70,415
          Change in gas imbalance receivable
               and deferred revenues                                                  (10)                (4,876)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                (66,934)                55,806
               (Increase) decrease in other current assets                         (1,576)               134,973
               Increase (decrease) in accounts payable                            (21,344)               (46,227)
                                                                          ---------------       ----------------
          Net cash provided by (used in) operating activities                      79,799                163,544
                                                                          ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                           (7,802)                (9,939)
     Proceeds from sales of oil and gas properties                                     --                    638
                                                                          ---------------       ----------------
          Net cash provided by (used in) investing activities                      (7,802)                (9,301)
                                                                          ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                              (112,578)               (80,799)
                                                                          ---------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (40,581)                73,444
                                                                          ---------------       ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  481,453                443,097
                                                                          ---------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       440,872       $        516,541
                                                                          ===============       ================


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The interest holders of the Partnership approved the dissolution of the Partnership on March 16, 2000. As a result, the Partnership has changed its basis of accounting, effective March 31, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $2,870,553.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

     Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 2000 and 1999.

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

LIQUIDATION

      During the first quarter of 2000, the Managing General Partner informed the interest holders of a proposal to sell all of the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on March 16, 2000.

      Of the total SDIs held by the interest holders, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by operating activities totaled $79,799 and $163,544 for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $112,578 and $80,799 for the three months ended March 31, 2000 and 1999, respectively.

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

      After sale of all its interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                  SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      Oil and gas sales increased $182,381 or 103 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 141 percent or $15.54/BBL to an average of $26.60/BBL and gas prices increased 61 percent or $1.01/MCF to an average of $2.68/MCF for the quarter. Current quarter production volumes increased 1 percent as oil production increased 27 percent and gas production declined 8 percent when compared to first quarter 1999 production volumes.

      Corresponding production costs per equivalent MCF increased 36 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 37 percent.

      Associated depreciation expense decreased 16 percent or $11,533 in 2000 compared to first quarter 1999.

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

                                     SWIFT ENERGY OPERATING
                                     PARTNERS 1992-C, LTD.
                                     (Registrant)

                          By:        SWIFT ENERGY COMPANY
                                     Managing General Partner

Date:     May 8, 2000     By:        /s/ John R. Alden
         ------------
                                     ---------------------------------------
                                     John R. Alden
                                     Senior Vice President, Secretary
                                     and Principal Financial Officer

Date:     May 8, 2000     By:        /s/ Alton D. Heckaman, Jr.
         ------------
                                     ---------------------------------------
                                     Alton D. Heckaman, Jr.
                                     Vice President, Controller
                                     and Principal Accounting Officer